Form 10-Q
period 2026-03-31
Mountain Crest Acquisition 6 Corp.
filed 2026-06-01
CIK 2109876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-43258

Mountain Crest Acquisition 6 Corp.

(Exact Name of Registrant as Specified in Its Charter)

British Virgin Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

524 Broadway 11th Floor New York, NY	10012
(Address of principal executive offices)	(Zip Code)

(646) 493-6558

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one ordinary share and one right to receive one-fourth (1/4) of one ordinary share	MCAHU	The Nasdaq Capital Market LLC
Ordinary shares, par value $0.0001 per share	MCAH	The Nasdaq Capital Market LLC
Rights, each right entitling the holder to receive one-fourth (1/4) of one ordinary share	MCAHR	The Nasdaq Capital Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of June 1, 2026, there were 9,047,143 ordinary shares, $0.0001 par value, issued and outstanding.

MOUNTAIN CREST ACQUISITION 6 CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statement.

MOUNTAIN CREST ACQUISITION 6 CORP.

CONDENSED BALANCE SHEET

MARCH 31, 2026

(UNAUDITED)

Assets:
Current assets
Cash	$30,000
Total current assets	30,000
Deferred offering costs	86,950
Total Assets	$116,950

Liabilities and Shareholder’s Deficit:
Liabilities:
Current liabilities
Accrued offering costs	$40,000
Promissory note – related party	95,420
Total current liabilities	135,420
Total Liabilities	135,420

Commitments and Contingencies (Note 6)

Shareholder’s Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	-
Ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 2,957,143 shares issued and outstanding (1)	296
Additional paid-in capital	24,704
Accumulated deficit	(43,470)
Total Shareholders’ Deficit	(18,470)
Total Liabilities and Shareholder’s Deficit	$116,950

(1)	Includes an aggregate of up to 385,714 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION 6 CORP.

CONDENSED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JANUARY 6, 2026 (INCEPTION) THROUGH MARCH 31, 2026

(UNAUDITED)

Formation, general, and administrative costs	$43,470
Loss from operations	(43,470)

Net loss	$(43,470)

Weighted average ordinary shares, basic and diluted(1)	2,571,429

Basic and Diluted net loss per ordinary share	$(0.02)

(1)	Excludes an aggregate of up to 385,714 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION 6 CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT

FOR THE PERIOD FROM JANUARY 6, 2026 (INCEPTION) THROUGH MARCH 31, 2026

(UNAUDITED)

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 6, 2026 (inception)	-	$-	$-	$-	$-

Issuance of Ordinary shares(1)	2,957,143	296	24,704	-	25,000

Net loss	-	-	-	(43,470)	(43,470)

Balance – March 31, 2026	2,957,143	$296	$24,704	$(43,470)	$(18,470)

(1)	Includes an aggregate of up to 385,714 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION 6 CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 6, 2026 (INCEPTION) THROUGH MARCH 31, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(43,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of ordinary shares	3,050
Net cash used in operating activities	(40,420)

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	95,420
Payment of deferred offering costs	(25,000)
Net cash provided by financing activities	70,420

Net Change in Cash	30,000
Cash – Beginning of period	—
Cash – End of period	$30,000

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$40,000
Deferred offering costs paid by Sponsor in exchange for issuance of ordinary shares	$21,950

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION 6 CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Note 1 — Organization and Business Operations

Mountain Crest Acquisition 6 Corp. (the “Company”) is a blank check company incorporated as a British Virgin Island business company on January 6, 2026. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any potential Business Combination target and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any potential Business Combination target.

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from January 6, 2026 (inception) through March 31, 2026 relates to the Company’s formation, the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and/or dividend income from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Mountain Crest Holdings 6 LLC (the “Sponsor”).

The registration statement for the Company’s Initial Public Offering was declared effective on April 29, 2026, On May 1, 2026, the Company consummated the Initial Public Offering of 6,000,000 units at $10.00 per unit (the “Units”), generating gross proceeds of $60,000,000. Each Unit consists of one ordinary share and one right (the “Public Right”). Each Public Right entitles the holder to receive one-fourth (1/4) of one ordinary share upon consummation of initial Business Combination.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 90,000 private placement units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, in a private placement to the Sponsor and D. Boral Capital LLC (“D. Boral”), the lead underwriter and the representative of the underwriters. Each Private Placement Unit consists of one ordinary share and one right (the “Private Placement Right”). Of those 90,000 Private Placement Units, the Sponsor purchased 25,000 Private Placement Units with gross proceeds of $250,000 and the Company paid the portion of the underwriting fee owed to D. Boral, through issuance of 65,000 Private Placement Units (the “Upfront Compensation Units”). Each Private Placement Unit is identical to the Units sold in the Initial Public Offering, except as described in the Company’s prospectus.

Additionally, at the closing of an initial Business Combination, D. Boral will receive a number of the Company’s ordinary shares equal to 2.5% of the gross proceeds of the Initial Public Offering divided by $10.00 (the “Deferred Compensation Shares”), or $1,500,000 or 150,000 ordinary shares. No discounts or commissions have been paid on the sale of the Private Placement Units. The Upfront Compensation Units and the Deferred Compensation Shares are deemed underwriting compensation by FINRA and are subject to a 180-day lock-up pursuant to FINRA Rule 5110(e)(1).

As of April 29, 2026, the effective date of the Company’s prospectus, the Company has elected to issue the maximum number of Upfront Compensation Units permitted in satisfaction of the underwriting fee, consisting of 65,000 Private Placement Units.

Transaction costs amounted to $1,258,100, consisting of $900,000 of underwriting fee (of which $250,000 was paid in cash and $650,000 was settled through the issuance of 65,000 of Private Placement Units at $10.00 per Private Placement Unit) and $358,100 of other offering costs.

MOUNTAIN CREST ACQUISITION 6 CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement Units, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination (less any taxes payable on interest earned and less any interest earned thereon that is released to the Company for taxes).

The initial Business Combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the Trust Account (defined below) (less any taxes payable on interest earned and less any interest earned thereon that is released to the Company for taxes) at the time of signing a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Following the closing of the Initial Public Offering on May 1, 2026, an amount of $60,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and Private Placement Units was placed in a U.S.-based trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee. The funds may only be invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the private placement will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the Combination Period (defined below) or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity and (iii) the redemption of all of the public shares if the Company is unable to complete the initial Business Combination within the Combination Period, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the creditors, if any, which could have priority over the claims of the public shareholders.

The Company will provide the public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination (regardless of whether a shareholder abstains, or votes for or against or abstains from voting on the proposed transaction) or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek shareholder approval under the law or stock exchange listing requirement. The Company will provide the public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, subject to the limitations described herein. As of March 31, 2026, the amount in the Trust Account is $10.00 per public share (subject to increase of up to an additional $0.20 per unit in the event that the Sponsor elects to extend the period of time to consummate a Business Combination, as described in more detail in the Initial Public Offering).

MOUNTAIN CREST ACQUISITION 6 CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

The public shares subject to redemption are recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

The Company will have only 12 months from the closing of the Initial Public Offering (or up to 18 months from the closing of the Initial Public Offering if the Company extend the period of time to consummate a Business Combination by the full amount of time without shareholder approval) (the “Combination Period”) to complete the initial Business Combination. If the Company has not completed the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under British Virgin Islands law to provide for claims of creditors and the requirements of other applicable law.

D. Boral (and its designees), the Sponsor, officers and directors have agreed to (i) to waive their redemption rights with respect to their Founder Shares (as defined in Note 6), private placement shares and public shares in connection with the completion of the initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Combination Period). If the Company submits the initial Business Combination to the public shareholders for a vote, D. Boral (and its designees), the Sponsor, officers and directors have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with the Company, to vote any Founder Shares and private placement shares held by them and any public shares purchased during or after the Initial Public offering in favor of the initial Business Combination.

The Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per public share or (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, in each case less taxes payable and up to $100,000 of interest that may be released to the Company to pay liquidation and dissolution expenses, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company has not independently verified whether the Sponsor has sufficient funds to satisfy their indemnity obligations and believes that the Sponsor’s only assets are securities of the Company. The Company has not asked the Sponsor to reserve for such obligations.

MOUNTAIN CREST ACQUISITION 6 CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Going Concern Consideration

As of March 31, 2026, the Company had cash of $30,000 and working capital deficit of $105,420. The Company has completed its Initial Public Offering and the sale of the Private Placement Units on May 1, 2026, at which time capital in excess of the funds deposited in Trust Account and/or used to fund offering and other operating expenses was released to the Company for general capital purposes. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Financial Statement Presentation – Going Concern,” the Company’s management has since reevaluated the Company’s liquidity and financial condition, and determined that the Company still lacks the liquidity to sustain its operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the unaudited condensed financial statements.

The Company initially has 12 months to consummate the initial Business Combination (assuming no extensions). If the Company does not complete a Business Combination, the Company will wind up, dissolve and liquidate pursuant to the terms of its amended and restated memorandum and articles of association. Notwithstanding management’s belief that the Company would have sufficient funds to execute its business strategy, there is a possibility that Business Combination might not happen within the 12-month period from the closing of the Initial Public Offering. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, also raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, management believes that it would be prudent to include in its disclosure language about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate.

There is no assurance that the Company’s plans to complete the Business Combination will be successful within the Combination Period. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

Various social and political circumstances in the U.S. and around the world (including rising trade tensions between the U.S. and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries), may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide.

As a result of these circumstances and the ongoing Russia/Belarus/Ukraine, Hamas/Iran/Lebanon/Israel conflicts and/or other future global conflicts, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and potential future sanctions on the world economy and the specific impact on the Company’s financial position, results of operations or ability to consummate a Business Combination are not yet determinable. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MOUNTAIN CREST ACQUISITION 6 CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with US GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on May 5, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on May 7, 2026. The interim results for the period from January 6, 2026 (inception) through March 31, 2026, are not necessarily indicative of the results to be expected for the period ending December 31, 2026 or for any future periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

MOUNTAIN CREST ACQUISITION 6 CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $30,000 and no cash equivalents as of March 31, 2026.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, result of operations, and cash flows.

Deferred Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99, “Other Assets and Deferred Costs,” and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of legal and other professional expenses incurred through the condensed balance sheet date that are directly related to the Initial Public Offering and will be charged to shareholders’ deficit upon the completion of the Initial Public Offering. Should the Initial Public Offering prove to be unsuccessful, these deferred offering costs, as well as additional expenses to be incurred will be charged to operations.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the unaudited condensed balance sheet, primarily due to its short-term nature, except for the over-allotment option liability which is measured at fair value based on unobservable inputs.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that is included in the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026, there were no unrecognized tax benefits and no amounts accrued for interest and penalties.

MOUNTAIN CREST ACQUISITION 6 CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be a British Virgin Islands business company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the unaudited condensed balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and are accounted for as a liability pursuant to FASB ASC Topic 480 as the underwriters did not exercise their over-allotment option the time of the Initial Public Offering. As of March 31, 2026, there is no amount of over-allotment option liability recognized in the Company’s unaudited condensed balance sheet.

Rights

The Company accounted for the Rights issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815. Accordingly, the Company evaluated and classified the Rights under equity treatment at their assigned values. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity in accordance with FASB ASC Topic 480 and FASB ASC Topic 815.

Net Loss per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 385,714 ordinary shares that would have been subject to forfeiture had the over-allotment option not been exercised by the underwriters (see Note 7). As of March 31, 2026, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the period presented.

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires the disclosure of additional segment information. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 on January 6, 2026, the date of its incorporation.

MOUNTAIN CREST ACQUISITION 6 CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on the unaudited condensed financial statements and disclosures.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering on May 1, 2026, the Company sold 6,000,000 Units at a purchase price of $10.00 per Unit, generating gross proceeds of $60,000,000. Each Unit consists of one ordinary share with $0.0001 par value and one Public Right. Each Public Right entitles the holder thereof to receive one-fourth (1/4) of one ordinary share upon the consummation of the Company’s initial Business Combination. The Company will not issue fractional shares upon conversion of the Public Rights, as disclosed in Note 7.

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor and D. Boral purchased an aggregate of 90,000 Private Placement Units, at a purchase price of $10.00 per Private Placement Unit, in a private placement. Each Private Placement Unit consists of one ordinary share and one Private Placement Right. Of those 90,000 Private Placement Units, the Sponsor purchased 25,000 Private Placement Units with gross proceeds of $250,000 and the Company paid the portion of the underwriting fee owed to D. Boral, through issuance of 65,000 Upfront Compensation Units at $10.00 per Unit. Each Private Placement Unit is identical to the Units sold in the Initial Public Offering, except that, (i) the Company may not redeem the ordinary shares underlying the Private Placement Units, and (ii) the Private Placement Units (including the ordinary shares issuable upon conversion of the Private Placement Rights) may not, subject to certain limited exceptions, be transferred, assigned or sold by the Sponsor until the completion of an initial Business Combination, and are entitled to registration rights.

As of April 29, 2026, the effective date of the Company’s prospectus, the Company has elected to issue the maximum number of Upfront Compensation Units permitted in satisfaction of the underwriting fee, consisting of 65,000 Private Placement Units.

Note 5 — Related Party Transactions

Founder Shares

On January 12, 2026, the Company issued to the Sponsor 2,957,143 shares of ordinary shares with $0.0001 par value (the “Founder Shares”) for an aggregated consideration of $25,000, or approximately $0.0085 per share, which includes an aggregate of up to 385,714 shares are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. The aggregate consideration of $25,000 was satisfied through the Sponsor’s payment of certain formation and offering costs on behalf of the Company.

MOUNTAIN CREST ACQUISITION 6 CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

The Sponsor has agreed not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) six months after the completion of the initial Business Combination or (B) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction after the initial Business Combination that results in all of the Company’s public shareholders having the right to exchange their ordinary shares for cash, securities or other property (the “Lock-up”). Notwithstanding the foregoing, if (1) the last sale price of the Company’s ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day after the initial Business Combination or (2) if the Company completes a transaction after the initial Business Combination which results in all or its shareholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the Lock-up.

The Founder Shares are identical to the ordinary shares included in the Units sold in the Initial Public Offering, and holders of Founder Shares have the same shareholder rights as public shareholders, except that (i) holders of the Founder Shares have the right to vote on the election of directors prior to an initial Business Combination, (ii) the Founder Shares are subject to certain transfer restrictions, as described in more detail above, and (iii) the Company’s Sponsor, officers and directors have entered into a letter agreement with the Company on April 29, 2026, pursuant to which they have agreed (A) to waive their redemption rights with respect to their Founder Shares, private placement shares, and public shares in connection with the completion of an initial Business Combination and (B) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete an initial Business Combination within Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete an initial Business Combination within Combination Period. If the Company submits its initial Business Combination to its public shareholders for a vote, D. Boral Capital (and its designees), the Sponsor, officers and directors have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with the Company on April 29, 2026, to vote any Founder Shares, and private placement shares held by them in favor of an initial Business Combination.

Administrative Services Agreement

The Company entered into an agreement with the Sponsor, commencing on April 29, 2026, the effective date of the registration statement for the Company’s Initial Public Offering, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space and administrative services, as the Company may require from time to time. The Company agreed to pay the Sponsor up to $10,000 per quarter for these services during the 12-month period (or up to 18-month period if with extensions) to complete a Business Combination. As of March 31, 2026, no amount has been accrued for these services in the Company’s unaudited condensed balance sheet as the agreement was not yet executed.

Promissory note – related party

The Company’s Sponsor agreed to loan the Company up to $750,000 under an unsecured promissory note to be used for a portion of the expenses of the Initial Public Offering. These loans are non-interest bearing, unsecured and are due at the earlier of the closing of the initial Business Combination or the date which the Company determines not to conduct the Initial Public Offering. The loan will be repaid from funds held outside the Trust Account. As of March 31, 2026, the Company had borrowed $95,420 under the promissory note.

MOUNTAIN CREST ACQUISITION 6 CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Working Capital Loans

In addition, in order to finance transaction costs in connection with an initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. The terms of Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2026, the Company had no borrowings under the Working Capital Loans.

Extension Loan

The Company will have until 12 months from the closing of the Initial Public Offering to consummate an initial Business Combination. However, if the Company anticipates that it may not be able to consummate the initial Business Combination within 12 months, it may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 18 months to complete a Business Combination). The extensions do not require shareholder approval. Pursuant to the terms of the amended and restated memorandum and articles of association and the Trust Agreement entered into between the Company and Continental Stock Transfer & Trust Company on April 29, 2026, in order to extend the time available for the Company to consummate the initial Business Combination, the Sponsor or its affiliates or designees, upon two days advance notice prior to the applicable deadline, must deposit into the Trust Account $600,000 ($0.10 per share) on or prior to the date of the applicable deadline, for each three month extension (or up to an aggregate of $1,200,000, or $0.20 per share if the Company extends for the full six months). Any such payments would be made in the form of a loan (the “Extension Loans”). Any such Extension Loans will be non-interest bearing and payable upon the consummation of the initial Business Combination. If the Company completes the initial Business Combination, it would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, the Company will not repay such loans. Furthermore, the letter agreement with the initial shareholder contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the Trust Account in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete the initial Business Combination. As of March 31, 2026, the Company had no borrowings under the Extension Loans.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares and Private Placement Units (and in each case holders of their component securities, as applicable) will be entitled to registration rights pursuant to a registration rights agreement signed on April 29, 2026, the effective date of the Company’s registration statement requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short-from demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable Lock-up period. Notwithstanding the above, the shares issued to the underwriters in the Initial Public offering are further subject to the limitations on registration requirements imposed by FINRA Rule 5110(g)(8). The Company will bear the expenses incurred in connection with the filing of any such registration statements.

MOUNTAIN CREST ACQUISITION 6 CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Right of First Refusal

Subject to certain conditions, the Company granted D. Boral, for a period beginning on the closing of the Business Combination and ending 24 months after the date of the consummation of a Business Combination, a right of first refusal to act as sole underwriter, sole book-running manager and sole placement agent for any and all future private or public equity, equity-linked, convertible and debt offerings during such 24 months from the closing of a Business Combination of the Company, or any successor to or any subsidiary of the Company. For the sake of clarity, this right of refusal shall encompass the time period leading up to the closing of the Business Combination while the Company is still a special purpose acquisition company. Notwithstanding the foregoing, in event that a target company — in connection with a Business Combination — sources a private placement of public equity (a “PIPE”), the aforementioned right of refusal reference shall not apply in such a limited instance. In accordance with FINRA Rule 5110(g)(6)(A), such right of first refusal shall not have a duration of more than three years from the commencement of sales in the Initial Public Offering.

Underwriters’ Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to an additional 900,000 Units to cover over-allotments, if any. As of May 1, 2026, the 900,000 Units remained open.

The underwriters were entitled to an underwriting discount of one percent (1.5%) of the gross proceeds of the Initial Public Offering, or $900,000 in the aggregate. Of this amount, $250,000 was paid to the underwriters in cash at the closing of the Initial Public Offering, and the Company has the right to pay the remainder in Private Placement Units. As of April 29, 2026, the effective date of the Company’s prospectus, the Company has elected to issue the maximum number of Upfront Compensation Units permitted in satisfaction of the underwriting fee, consisting of 65,000 Private Placement Units. On May 1, 2026, the Company paid the portion of the underwriting fee owed to D. Boral, through issuance of 65,000 Private Placement Units at $10.00 per Private Placement Unit.

Additionally, pursuant to the Underwriting Agreement executed on April 29, 2026, at the closing of an initial Business Combination, D. Boral will receive a number of the ordinary shares equal to 2.5% of the gross proceeds of the Initial Public Offering, divided by $10.00, or $1,500,000 in the aggregate or $150,000 ordinary shares as Deferred Compensation Shares. As of May 1, 2026, no Deferred Compensation Shares have been issued to D. Boral.

The Upfront Compensation Units and the Deferred Compensation Shares are deemed to be underwriting compensation by FINRA and are therefore subject to the lock-up restrictions set forth in FINRA Rule 5110(e)(1). Pursuant to FINRA Rule 5110(e)(1), D. Boral has agreed not to sell, transfer, assign, pledge or hypothecate the Upfront Compensation Units or the Deferred Compensation Shares, or engage in any hedging, short sale, derivative, put or call transaction that would result in the effective economic disposition of such securities, for a period of 180 days following the commencement of sales of the Initial Public Offering, except to (i) D. Boral or an underwriter or selected dealer in connection with the Initial Public Offering, or (ii) a bona fide officer or partner of D. Boral or of any such underwriter or selected dealer. After the expiration of the 180-day Lock-Up period, D. Boral may transfer such securities subject to compliance with or exemptions from applicable securities laws.

Note 7 — Shareholder’s Deficit

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares with $0.0001 par value. As of March 31, 2026, there were no preference shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue a total of 50,000,000 ordinary shares with $0.0001 par value. As of March 31, 2026, there were 2,957,143 ordinary shares issued and outstanding. Up to 385,714 of 2,957,143 Founder Shares will be surrendered to the Company for no consideration depending on the extent to which the underwriters’ over-allotment option is exercised.

MOUNTAIN CREST ACQUISITION 6 CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Prior to the initial Business Combination, only holders of the Founder Shares will have the right to vote on the election of directors. Holders of the public shares will not be entitled to vote on the election of directors during such time. These provisions of the Company’s amended and restated memorandum and articles of association may only be amended by a resolution passed by holders of at least a majority of the ordinary shares who are eligible to vote and attend and vote in a general meeting of the shareholders. With respect to any other matter submitted to a vote of the shareholders, including any vote in connection with the initial Business Combination, except as required by law, holders of the Founder Shares, Representative’s Shares and holders of the public shares will vote together as a single class, with each share entitling the holder to one vote.

Rights — Each holder of a right will receive one-fourth (1/4) of one ordinary share upon consummation of the initial Business Combination, even if the holder of such right redeemed all ordinary shares held by it in connection with the initial Business Combination. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of an initial Business Combination, as the consideration related thereto has been included in the unit purchase price paid for by investors in the Initial Public Offering. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the ordinary shares will receive in the transaction on an as-converted into ordinary share basis, and each holder of a right will be required to affirmatively convert its rights in order to receive the 1/4 share underlying each right (without paying any additional consideration) upon consummation of the Business Combination. More specifically, the right holder will be required to indicate its election to convert the rights into underlying shares as well as to return the original rights certificates to the Company.

If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless.

As soon as practicable upon the consummation of the initial Business Combination, the Company will direct registered holders of the rights to return their rights to the rights agent. Upon receipt of the rights, the rights agent will issue to the registered holder of such rights the number of full ordinary shares to which it is entitled. The Company will notify registered holders of the rights to deliver their rights to the rights agent promptly upon consummation of such Business Combination and have been informed by the rights agent that the process of exchanging their rights for ordinary shares should take no more than a matter of days. The foregoing exchange of rights is solely ministerial in nature and is not intended to provide the Company with any means of avoiding the Company’s obligation to issue the shares underlying the rights upon consummation of the initial Business Combination. Other than confirming that the rights delivered by a registered holder are valid, the Company will have no ability to avoid delivery of the shares underlying the rights. Nevertheless, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of an initial Business Combination.

The shares issuable upon conversion of the rights will be freely tradable (except to the extent held by affiliates of the Company’s). The Company will not issue fractional shares upon conversion of the rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of British Virgin Island’s law. As a result, the shareholder must hold rights in multiples of 4 in order to receive shares for all of the investors’ rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of an initial Business Combination. Accordingly, the rights may expire worthless.

MOUNTAIN CREST ACQUISITION 6 CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Note 8 — Segment Information

FASB ASC Topic 280, Segment Reporting, establishes standards for companies to report, in their unaudited condensed financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statement of operations as net income or loss. The measure of segment assets is reported on the unaudited condensed balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

March 31, 2026
Cash	$30,000
Deferred offering costs	86,950
Total Assets	$116,950

For the Period from January 6, 2026 (inception) through March 31, 2026
Formation, general, and administrative costs	$43,470

The CODM reviews formation, general, and administrative expense to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews formation, general, and administrative expense to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation, general, and administrative costs as reported on the unaudited condensed statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

The CODM reviews the position of total assets as reflected in the Company’s unaudited condensed balance sheet to assess if the Company has sufficient resources available to discharge its liabilities. Additionally, the CODM regularly reviews the status of deferred offering costs incurred to assess if these are in line with the planned use of proceeds raised from the Initial Public Offering.

MOUNTAIN CREST ACQUISITION 6 CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to June 1, 2026, the date that the unaudited condensed financial statements were available to be issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

The registration statement for the Company’s Initial Public Offering was declared effective on April 29, 2026, On May 1, 2026, the Company consummated the Initial Public Offering of 6,000,000 Units at $10.00 per Unit, generating gross proceeds of $60,000,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 90,000 Private Placement Units at a price of $10.00 per Private Placement Unit, in a private placement to the Sponsor and D. Boral. Of those 90,000 Private Placement Units, the Sponsor purchased 25,000 Private Placement Units with gross proceeds of $250,000 and the Company paid the portion of the underwriting fee owed to D. Boral, through issuance of 65,000 Private Placement Units.

Following the closing of the Initial Public Offering on May 1, 2026, an amount of $60,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and Private Placement Units was placed in the Trust Account, with Continental Stock Transfer & Trust Company acting as trustee.

The underwriters were entitled to an underwriting discount of one percent (1.5%) of the gross proceeds of the Initial Public Offering, or $900,000 in the aggregate. Of this amount, $250,000 was paid to the underwriters in cash at the closing of the Initial Public Offering, and the Company has the right to pay the remainder in Private Placement Units. As of April 29, 2026, the effective date of the Company’s prospectus, the Company has elected to issue the maximum number of Upfront Compensation Units permitted in satisfaction of the underwriting fee, consisting of 65,000 Private Placement Units. On May 1, 2026, the Company paid the portion of the underwriting fee owed to D. Boral, through issuance of 65,000 Private Placement Units at $10.00 per Private Placement Unit.

Additionally, pursuant to the Underwriting Agreement executed on April 29, 2026, at the closing of an initial Business Combination, D. Boral will receive a number of the ordinary shares equal to 2.5% of the gross proceeds of the Initial Public Offering, divided by $10.00, or $1,500,000 in the aggregate or $150,000 ordinary shares as Deferred Compensation Shares.

The Company entered into an agreement with the Sponsor, commencing on April 29, 2026, the effective date of the registration statement for the Company’s Initial Public Offering, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space and administrative services, as the Company may require from time to time. The Company agreed to pay the Sponsor up to $10,000 per quarter for these services during the 12-month period (or up to 18-month period if with extensions) to complete a Business Combination.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Mountain Crest Acquisition 6 Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Mountain Crest Holdings 6 LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statement and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on January 6, 2026 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from January 6, 2026 (inception) through March 31, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we expect to generate non-operating income in the form of interest and/or dividend income on cash and marketable securities held in the Trust Account after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the period from January 6, 2026 (inception) through March 31, 2026, we had a net loss $43,470, which consisted of formation, general, and administrative costs.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial payment of formation and deferred offering costs made by the Sponsor on our behalf in exchange for the issuance of Founder Shares, par value $0.0001 per share, to the Sponsor and loans from the Sponsor.

Subsequent to the quarterly period covered by this Quarterly Report on Form 10-Q, on May 1, 2026, we consummated the Initial Public Offering of 6,000,000 Units at $10.00 per Unit, generating gross proceeds of $60,000,000. Each Unit consists of one ordinary share with $0.0001 par value and one Public Right. Each Public Right entitles the holder thereof to receive one-fourth (1/4) of one ordinary share upon the consummation of the Company’s initial Business Combination. The Company will not issue fractional shares upon conversion of the Public Rights.

Simultaneously with the closing of the Initial Public Offering, the Sponsor and D. Boral purchased an aggregate of 90,000 Private Placement Units, at a purchase price of $10.00 per Private Placement Unit, in a private placement. Each Private Placement Unit consists of one ordinary share and one Private Placement Right. Of those 90,000 Private Placement Units, the Sponsor purchased 25,000 Private Placement Units with gross proceeds of $250,000 and the Company paid the portion of the underwriting fee owed to D. Boral, through issuance of 65,000 Upfront Compensation Units at $10.00 per Unit.

As of April 29, 2026, the effective date of the Company’s prospectus, the Company has elected to issue the maximum number of Upfront Compensation Units permitted in satisfaction of the underwriting fee, consisting of 65,000 Private Placement Units.

Following the Initial Public Offering and the sale of the Private Placement Units, a total of $60,000,000 was placed in the Trust Account. We incurred total transaction costs of $1,258,100, consisting of $900,000 of underwriting fee (of which $250,000 was paid in cash and $650,000 was settled through the issuance of 65,000 of Private Placement Units at $10.00 per Private Placement Unit) and $358,100 of other offering costs.

For the period from January 6, 2026 (inception) through March 31, 2026, net cash used in operating activities was $40,420. Net loss of $43,470 was affected by formation costs paid by Sponsor in exchange for issuance of ordinary shares amounting to $3,050.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest and/or dividend earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Our Sponsor agreed to loan us up to $750,000 under an unsecured promissory note to be used for a portion of the expenses of the Initial Public Offering. These loans are non-interest bearing, unsecured and are due at the earlier of the closing of the initial Business Combination or the date which the Company determines not to conduct the Initial Public Offering. The loan will be repaid from funds held outside the Trust Account. As of March 31, 2026, we had borrowed $95,420 under the promissory note.

In addition, in order to finance transaction costs in connection with an initial Business Combination, our Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete the initial Business Combination, we may repay the Working Capital Loans. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. The terms of Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2026, we had no borrowings under the Working Capital Loans.

Going Concern Consideration

As of March 31, 2026, we had cash of $30,000 and working capital deficit of $105,420. We completed our Initial Public Offering and the sale of the Private Placement Units on May 1, 2026, at which time capital in excess of the funds deposited in Trust Account and/or used to fund offering and other operating expenses was released to us for general capital purposes. Further, we incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Financial Statement Presentation – Going Concern,” our management has since reevaluated the Company’s liquidity and financial condition, and determined that we still lack the liquidity to sustain our operations for a reasonable period of time, which is considered to be one year from the date of the issuance of our unaudited condensed financial statements.

We initially have 12 months to consummate our initial Business Combination (assuming no extensions). If we do not complete a Business Combination, we will wind up, dissolve and liquidate pursuant to the terms of our amended and restated memorandum and articles of association. Notwithstanding management’s belief that we would have sufficient funds to execute our business strategy, there is a possibility that Business Combination might not happen within the 12-month period from the closing of our Initial Public Offering. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, also raises substantial doubt about our ability to continue as a going concern. Therefore, management believes that it would be prudent to include in our disclosure language about our ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date we are required to liquidate.

There is no assurance that our plans to complete the Business Combination will be successful within the Combination Period. Our unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement with the Sponsor, commencing on April 29, 2026, the effective date of the registration statement for the Company’s Initial Public Offering, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space and administrative services, as the Company may require from time to time. The Company agreed to pay the Sponsor up to $10,000 per quarter for these services during the 12-month period (or up to 18-month period if with extensions) to complete a Business Combination.

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to an additional 900,000 Units to cover over-allotments, if any. As of the closing of the Initial Public Offering, the 900,000 Units remained open.

The underwriters were entitled to an underwriting discount of one percent (1.5%) of the gross proceeds of the Initial Public Offering, or $900,000 in the aggregate. Of this amount, $250,000 was paid to the underwriters in cash at the closing of the Initial Public Offering, and the Company has the right to pay the remainder in Private Placement Units. As of April 29, 2026, the effective date of the Company’s prospectus, the Company has elected to issue the maximum number of Upfront Compensation Units permitted in satisfaction of the underwriting fee, consisting of 65,000 Private Placement Units. On May 1, 2026, the Company paid the portion of the underwriting fee owed to D. Boral, through issuance of 65,000 Private Placement Units at $10.00 per Private Placement Unit.

Additionally, pursuant to the Underwriting Agreement executed on April 29, 2026, at the closing of an initial Business Combination, D. Boral will receive a number of the ordinary shares equal to 2.5% of the gross proceeds of the Initial Public Offering, divided by $10.00, or $1,500,000 in the aggregate or $150,000 ordinary shares as Deferred Compensation Shares. As of May 1, 2026, no Deferred Compensation Shares have been issued to D. Boral.

The Upfront Compensation Units and the Deferred Compensation Shares are deemed to be underwriting compensation by FINRA and are therefore subject to the lock-up restrictions set forth in FINRA Rule 5110(e)(1). Pursuant to FINRA Rule 5110(e)(1), D. Boral has agreed not to sell, transfer, assign, pledge or hypothecate the Upfront Compensation Units or the Deferred Compensation Shares, or engage in any hedging, short sale, derivative, put or call transaction that would result in the effective economic disposition of such securities, for a period of 180 days following the commencement of sales of the Initial Public Offering, except to (i) D. Boral or an underwriter or selected dealer in connection with the Initial Public Offering, or (ii) a bona fide officer or partner of D. Boral or of any such underwriter or selected dealer. After the expiration of the 180-day Lock-Up period, D. Boral may transfer such securities subject to compliance with or exemptions from applicable securities laws.

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the period reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of March 31, 2026, we did not have any critical accounting estimates to be disclosed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to Management, including our Chief Executive Officer / Chief Financial Officer (the “Certifying Officer”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Management, including our Certifying Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officer concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended March 31, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for its Initial Public Offering filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus for its Initial Public Offering filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 12, 2026, the Company issued to the Sponsor 2,957,143 shares of ordinary shares with $0.0001 par value (the “Founder Shares”) for an aggregated consideration of $25,000, or approximately $0.0085 per share, which includes an aggregate of up to 385,714 shares are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On May 1, 2026, we consummated the Initial Public Offering of 6,000,000 Units at $10.00 per Unit, generating gross proceeds of $60,000,000. Each Unit consists of one ordinary share with $0.0001 par value and one Public Right. Each Public Right entitles the holder thereof to receive one-fourth (1/4) of one ordinary share upon the consummation of the Company’s initial Business Combination. The Company will not issue fractional shares upon conversion of the Public Rights. The securities sold in the Initial Public Offering were registered under the Securities Act on registration statement on Form S-1 (File No. 333-294891). The SEC declared the registration statement effective on April 29, 2026.

Simultaneously with the closing of the Initial Public Offering, the Sponsor and D. Boral purchased an aggregate of 90,000 Private Placement Units, at a purchase price of $10.00 per Private Placement Unit, in a private placement. Each Private Placement Unit consists of one ordinary share and one Private Placement Right. Of those 90,000 Private Placement Units, the Sponsor purchased 25,000 Private Placement Units with gross proceeds of $250,000 and the Company paid the portion of the underwriting fee owed to D. Boral, through issuance of 65,000 Upfront Compensation Units at $10.00 per Unit.

As of April 29, 2026, the effective date of the Company’s prospectus, the Company has elected to issue the maximum number of Upfront Compensation Units permitted in satisfaction of the underwriting fee, consisting of 65,000 Private Placement Units.

Following the Initial Public Offering and the sale of the Private Placement Units, a total of $60,000,000 was placed in the Trust Account. We incurred total transaction costs of $1,258,100, consisting of $900,000 of underwriting fee (of which $250,000 was paid in cash and $650,000 was settled through the issuance of 65,000 of Private Placement Units at $10.00 per Private Placement Unit) and $358,100 of other offering costs.

The Private Placement Units are identical to the Units sold in the Initial Public Offering, except as described in the Company’s prospectus.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Description	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
1.1	Underwriting Agreement, dated August 29, 2026, by and between the Company and D. Boral. Capital LLC	Form 8-K (Exhibit 1.1)	5/5/2026	001-43258

3.1	Memorandum and Articles of Association of Mountain Crest Acquisition 6 Corp.	Form S-1 (Exhibit 3.1)	4/6/2026	333-294891

3.2	Amended and Restated Memorandum and Articles of Mountain Crest Acquisition 6 Corp.	Form 8-K (Exhibit 3.1)	5/5/2026	001-43258

4.1	Specimen Ordinary Share Certificate	Form S-1 (Exhibit 4.2)	4/6/2026	333-294891

4.2	Specimen Unit Certificate	Form S-1 (Exhibit 4.1)	4/6/2026	333-294891

4.3	Specimen Rights Certificate	Form S-1 (Exhibit 4.3)	4/6/2026	333-294891

4.4	Rights Agreement, dated August 29, 2026, by and between Continental Stock Transfer & Trust Company and the Company	Form 8-K (Exhibit 4.1)	5/5/2026	001-43258

10.1	Letter Agreements, dated August 29, 2026, by and between the Company’s officers, directors, shareholders and Mountain Crest Holdings 6 LLC	Form 8-K (Exhibit 10.1)	5/5/2026	001-43258

10.2	Investment Management Trust Agreement, dated August 29, 2026, by and between Continental Stock Transfer & Trust Company and the Company.	Form 8-K (Exhibit 10.2)	5/5/2026	001-43258

10.3	Registration Rights Agreement, dated August 29, 2026, by and among the Company and the initial shareholders of the Company	Form 8-K (Exhibit 10.3)	5/5/2026	001-43258

10.4	Private Placement Unit Purchase Agreement, dated August 29, 2026, by and between the Company and Mountain Crest Holdings 6 LLC	Form 8-K (Exhibit 10.4)	5/5/2026	001-43258

10.5	Indemnity Agreements, dated August 29, 2026, by and between the Company’s officers, directors, shareholders and Mountain Crest Holdings 6 LLC.	Form 8-K (Exhibit 10.5)	5/5/2026	001-43258

Exhibit Number	Exhibit Description	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
14.1	Form of Code of Ethics and Business Conduct	Form S-1 (Exhibit 14)	4/6/2026	333-294891

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNTAIN CREST ACQUISITION 6 CORP.

Date: June 1, 2026	By:	/s/ Suying Liu
	Name:	Suying Liu
	Title:	Chairman, Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial, and Accounting Officer)