Form 10-Q
period 2026-06-30
Mountain Crest Acquisition 6 Corp.
filed 2026-08-14
CIK 2109876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 14, 2026, there were 8,661,429 ordinary shares, $0.0001 par value, issued and outstanding.

MOUNTAIN CREST ACQUISITION 6 CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Financial Statements	1
Condensed Balance Sheet as of June 30, 2026 (Unaudited)	1
Condensed Statements of Operations for the Three Months Ended June 30, 2026 and for the Period from January 6, 2026 (Inception) Through June 30, 2026 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended June 30, 2026 and for the Period from January 6, 2026 (Inception) Through June 30, 2026 (Unaudited)	3
Condensed Statement of Cash Flows for the Period from January 6, 2026 (Inception) Through June 30, 2026 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	25
Item 4. Controls and Procedures	25

Part II. Other Information	26
Item 1. Legal Proceedings	26
Item 1A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3. Defaults Upon Senior Securities	27
Item 4. Mine Safety Disclosures	27
Item 5. Other Information	27
Item 6. Exhibits	28

Part III. Signatures	29

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

MOUNTAIN CREST ACQUISITION 6 CORP.

CONDENSED BALANCE SHEET

JUNE 30, 2026

(UNAUDITED)

Assets:
Current assets
Cash	$14,184
Prepaid insurance	27,667
Prepaid expenses	36,250
Total current assets	78,101
Cash and marketable securities held in Trust Account	60,337,576
Total Assets	$60,415,677

Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit:
Current liabilities
Accrued offering costs	$55,000
Accounts payable and accrued expenses	12,233
Promissory note – related party	423,670
Total current liabilities	490,903
Total Liabilities	490,903

Commitments and Contingencies (Note 6)

Ordinary shares subject to possible redemption, $0.0001 par value, 50,000,000 shares authorized, 6,000,000 shares issued and outstanding as of June 30, 2026.	60,337,576

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	-
Ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 2,661,429 shares issued and outstanding(1) (excluding 6,000,000 shares subject to possible redemption)	266
Additional paid-in capital	-
Accumulated deficit	(413,068)
Total Shareholders’ Deficit	(412,802)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$60,415,677

(1)	On June 15, 2026, the full over-allotment option expired unexercised. As a result of the expiration of the full over-allotment option, 385,714 founder shares were forfeited and the ordinary shares have been retroactively restated to reflect such forfeiture. (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION 6 CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,	For the Period from January 6, 2026 (Inception) Through June 30,
	2026	2026
Formation, general, and administrative costs	$36,232	$79,702
Loss from operations	(36,232)	(79,702)

Other income:
Change in fair value of the over-allotment liability	47,300	47,300
Interest earned on cash and marketable securities held in Trust Account	337,576	337,576
Total other income	384,876	384,876

Income before provision for income taxes	348,644	305,174
Provision for income taxes	-	-
Net income	$348,644	$305,174

Basic and diluted weighted average shares outstanding, redeemable ordinary shares	4,000,000	2,057,143

Basic and diluted net income per share, redeemable ordinary shares	$0.05	$0.07

Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares(1)	2,631,429	2,602,286

Basic and diluted net income per share, non-redeemable ordinary shares	$0.05	$0.07

(1)	Excludes an aggregate of up to 385,714 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the Underwriters. On June 15, 2026, the full over-allotment option expired unexercised. As a result of the expiration of the full over-allotment option, 385,714 founder shares were forfeited (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION 6 CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED AND

FOR THE PERIOD FROM JANUARY 6, 2026 (INCEPTION) THROUGH JUNE 30, 2026

(UNAUDITED)

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 06, 2026 (Inception)	-	$-	$-	$-	$-

Issuance of Ordinary shares(1)	2,957,143	296	24,704	-	25,000

Net loss	-	-	-	(43,470)	(43,470)

Balance – March 31, 2026	2,957,143	296	24,704	(43,470)	(18,470)

Sale of Private Placement Units	90,000	9	899,991	-	900,000

Initial fair value to public rights	-	-	12,000,000	-	12,000,000

Allocated value of transaction costs to ordinary shares	-	-	(256,841)	-	(256,841)

Forfeiture of Founder Shares	(385,714)	(39)	39	-	-

Accretion of ordinary shares subject to redemption	-	-	(12,667,893)	(718,242)	(13,386,135)

Net income	-	-	-	348,644	348,644

Balance – June 30, 2026	2,661,429	$266	$-	$(413,068)	$(412,802)

(1)	Includes an aggregate of up to 385,714 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the Underwriters. On June 15, 2026, the full over-allotment option expired unexercised. As a result of the expiration of the full over-allotment option, 385,714 founder shares were forfeited (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION 6 CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 6, 2026 (INCEPTION) THROUGH JUNE 30, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$305,174
Adjustments to reconcile net income to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of ordinary shares	3,050
Interest earned on cash and marketable securities held in Trust Account	(337,576)
Change in fair value overallotment liability	(47,300)
Changes in operating assets and liabilities:
Prepaid expenses	(36,250)
Prepaid insurance	(27,667)
Accounts payable and accrued expenses	12,233
Net cash used in operating activities	(128,336)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(60,000,000)
Net cash used in investing activities	(60,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	59,750,000
Proceeds from sale of Private Placement Units	250,000
Proceeds from promissory note – related party	423,670
Payment of offering costs	(281,150)
Net cash provided by financing activities	60,142,520

Net Change in Cash	14,184
Cash – Beginning of period	-
Cash – End of period	$14,184

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$55,000
Underwriting fee settled through issuance of Private Placement Units	$650,000
Deferred offering costs paid directly by Sponsor in exchange for the issuance of ordinary shares	$21,950
Forfeiture of Founder Shares	$39
Accretion of ordinary shares subject to redemption	$13,386,135

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION 6 CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Note 1 — Organization and Business Operations

Mountain Crest Acquisition 6 Corp. (the “Company”) is blank check company incorporated as a British Virgin Island business company on January 6, 2026. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any potential Business Combination target and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any potential Business Combination target.

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from January 6, 2026 (inception) through June 30, 2026 relates to the Company’s formation, the Initial Public Offering, which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and/or dividend income from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Mountain Crest Holdings 6 LLC (the “Sponsor”).

The registration statement for the Company’s Initial Public Offering was declared effective on April 29, 2026. On May 1, 2026, the Company consummated the Initial Public Offering of 6,000,000 units at $10.00 per unit (the “Units”), generating gross proceeds of $60,000,000. Each Unit consists of one ordinary share and one right (the “Public Right”). Each Public Right entitles the holder to receive one-fourth (1/4) of one ordinary share upon consummation of initial Business Combination.

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

On April 29, 2026, the effective date of the Company’s prospectus, the Company has elected to issue the maximum number of Upfront Compensation Units permitted in satisfaction of the underwriting fee, consisting of 65,000 Private Placement Units.

Transaction costs amounted to $1,258,100, consisting of $900,000 of underwriting fee (of which $250,000 was paid in cash and $650,000 was settled through the issuance of 65,000 of Private Placement Units at $10.00 per Private Placement Unit) and $358,100 of other offering costs.

MOUNTAIN CREST ACQUISITION 6 CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

The Company will provide the public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination (regardless of whether a shareholder abstains, or votes for or against or abstains from voting on the proposed transaction) or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek shareholder approval under the law or stock exchange listing requirement. The Company will provide the public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, subject to the limitations described herein. As of June 30, 2026, the redemption value in the Trust Account was approximately $10.06 per public share (subject to increase of up to an additional $0.20 per unit in the event that the Sponsor elects to extend the period of time to consummate a Business Combination, as described in more detail in the Initial Public Offering).

MOUNTAIN CREST ACQUISITION 6 CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

The public shares subject to redemption are recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

The Company will have only 12 months from the closing of the Initial Public Offering (or up to 18 months from the closing of the Initial Public Offering if the Company extends the period of time to consummate a Business Combination by the full amount of time without shareholder approval) (the “Combination Period”) to complete the initial Business Combination. If the Company has not completed the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under British Virgin Islands law to provide for claims of creditors and the requirements of other applicable law.

D. Boral (and its designees), the Sponsor, officers and directors have agreed (i) to waive their redemption rights with respect to their Founder Shares (as defined in Note 5), private placement shares and public shares in connection with the completion of the initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Combination Period). If the Company submits the initial Business Combination to the public shareholders for a vote, D. Boral (and its designees), the Sponsor, officers and directors have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with the Company, to vote any Founder Shares and private placement shares held by them and any public shares purchased during or after the Initial Public Offering in favor of the initial Business Combination.

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

MOUNTAIN CREST ACQUISITION 6 CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Going Concern Consideration

As of June 30, 2026, the Company had cash of $14,184 and working capital deficit of $412,802. The Company has completed its Initial Public Offering and the sale of the Private Placement Units on May 1, 2026, at which time capital in excess of the funds deposited in Trust Account and/or used to fund offering and other operating expenses was released to the Company for general capital purposes. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Financial Statement Presentation – Going Concern,” the Company’s management has since reevaluated the Company’s liquidity and financial condition, and determined that the Company still lacks the liquidity to sustain its operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the unaudited condensed financial statements.

The Company initially has 12 months to consummate the initial Business Combination (assuming no extensions). If the Company does not complete a Business Combination, the Company will wind up, dissolve and liquidate pursuant to the terms of its amended and restated memorandum and articles of association. Notwithstanding management’s belief that the Company would have sufficient funds to execute its business strategy, there is a possibility that Business Combination might not happen within the 12-month period from the closing of the Initial Public Offering. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, also raises substantial doubt about the Company’s ability to continue as a going concern. Based on the foregoing, these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern one year from the date the financial statements are issued.

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

JUNE 30, 2026

(Unaudited)

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on May 5, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on May 7, 2026. The interim results for the three months ended June 30, 2026 and for the period from January 6, 2026 (inception) through June 30, 2026, are not necessarily indicative of the results to be expected for the period ending December 31, 2026 or for any future periods.

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements. Actual results could differ from those estimates.

MOUNTAIN CREST ACQUISITION 6 CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $14,184 and no cash equivalents as of June 30, 2026.

Cash Held in Trust Account

As of June 30, 2026, the assets held in the Trust Account, amounting to $60,337,576, were held in cash.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99, “Other Assets and Deferred Costs,” and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of legal and other professional expenses incurred through the unaudited condensed balance sheet date that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value and recorded as a reduction of the proceeds allocated to such instruments. Offering costs allocated to the public shares were charged to temporary equity, and offering costs allocated to the Public Rights and Private Placement Rights included in Private Placement Units were charged to shareholders’ deficit.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that is included in the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026, there were no unrecognized tax benefits and no amounts accrued for interest and penalties.

MOUNTAIN CREST ACQUISITION 6 CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Net income per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as redeemable and non-redeemable ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average ordinary shares outstanding for the respective period. Accretion associated with the redeemable ordinary shares is excluded from earnings per share as the redemption value approximates fair value. Diluted net income per share attributable to ordinary shareholders is the same as the basic net income per ordinary share because there were no potentially dilutive securities outstanding during periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended June 30, 2026		For the Period from January 6, 2026 (Inception) Through June 30, 2026
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$210,298	$138,346	$134,735	$170,439

Denominator:
Basic and diluted weighted average shares outstanding	4,000,000	2,631,429	2,057,143	2,602,286

Basic and diluted net income per ordinary share	$0.05	$0.05	$0.07	$0.07

MOUNTAIN CREST ACQUISITION 6 CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the unaudited condensed balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and are accounted for as a liability pursuant to FASB ASC Topic 480 as the underwriters did not exercise their over-allotment option the time of the Initial Public Offering. On June 15, 2026, the full over-allotment option expired unexercised. As a result of the expiration of the full over-allotment option, 385,714 founder shares were forfeited (see Note 5). As of June 30, 2026, there is no over-allotment option liability recognized in the Company’s unaudited condensed balance sheet.

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

Ordinary Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares included in the Units sold in the Initial Public Offering in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies public shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026, ordinary shares subject to possible redemption are presented at redemption value of approximately $10.06 per share as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheet. As of June 30, 2026, the ordinary shares subject to possible redemption reflected in the unaudited condensed balance sheet are reconciled in the following table:

Gross proceeds	$60,000,000
Less:
Proceeds allocated to Public Rights	(12,000,000)
Proceeds allocated to over-allotment option liability	(47,300)
Public shares issuance costs	(1,001,259)
Plus:
Accretion of ordinary shares subject to redemption	13,386,135
Ordinary shares subject to possible redemption, June 30, 2026	$60,337,576

MOUNTAIN CREST ACQUISITION 6 CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

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

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering on May 1, 2026, the Company sold 6,000,000 Units, at a purchase price of $10.00 per Unit, generating gross proceeds of $60,000,000. Each Unit consists of one ordinary share with $0.0001 par value and one Public Right. Each Public Right entitles the holder thereof to receive one-fourth (1/4) of one ordinary share upon the consummation of the Company’s initial Business Combination. The Company will not issue fractional shares upon conversion of the Public Rights, as disclosed in Note 7.

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

On April 29, 2026, the effective date of the Company’s prospectus, the Company has elected to issue the maximum number of Upfront Compensation Units permitted in satisfaction of the underwriting fee, consisting of 65,000 Private Placement Units.

Note 5 — Related Party Transactions

Founder Shares

On January 12, 2026, the Company issued to the Sponsor 2,957,143 ordinary shares with $0.0001 par value (the “Founder Shares”) for an aggregated consideration of $25,000, or approximately $0.0085 per share. The aggregate consideration of $25,000 was satisfied through the Sponsor’s payment of certain formation and offering costs on behalf of the Company. On June 15, 2026, the full over-allotment option expired unexercised. As a result of the expiration of the full over-allotment option, 385,714 Founder Shares were forfeited.

MOUNTAIN CREST ACQUISITION 6 CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

The Sponsor has agreed not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) six months after the completion of the initial Business Combination or (B) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction after the initial Business Combination that results in all of the Company’s public shareholders having the right to exchange their ordinary shares for cash, securities or other property (the “Lock-up”). Notwithstanding the foregoing, if (1) the last sale price of the Company’s ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period after the initial Business Combination or (2) if the Company completes a transaction after the initial Business Combination which results in all of its shareholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the Lock-up.

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

Administrative Support Agreement

The Company agreed, commencing on April 29, 2026, to pay the Sponsor a total of up to $10,000 per quarter for general and administrative services, including office space and administrative services. The arrangement will terminate upon the earlier of the Company’s consummation of a Business Combination or its liquidation. For the three months ended June 30, 2026 and for the period from January 6, 2026 (inception) through June 30, 2026, the Company incurred $7,000 in fees for these services.

Promissory note – related party

The Company’s Sponsor agreed to loan the Company up to $750,000 under an unsecured promissory note to be used for a portion of the expenses of the offering. These loans are non-interest bearing, unsecured and are due at the earlier of the closing of the initial Business Combination or the date on which the Company determines not to conduct this offering. The loan will be repaid from funds held outside the Trust Account. As of June 30, 2026, the Company had borrowed $423,670 under the promissory note.

MOUNTAIN CREST ACQUISITION 6 CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Working Capital Loans

In addition, in order to finance transaction costs in connection with an initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. The terms of Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2026, the Company had no borrowings under the Working Capital Loans.

Extension Loan

The Company will have until 12 months from the closing of the Initial Public Offering to consummate an initial Business Combination. However, if the Company anticipates that it may not be able to consummate the initial Business Combination within 12 months, it may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 18 months to complete a Business Combination). The extensions do not require shareholder approval. Pursuant to the terms of the amended and restated memorandum and articles of association and the Trust Agreement entered into between the Company and Continental Stock Transfer & Trust Company on April 29, 2026, in order to extend the time available for the Company to consummate the initial Business Combination, the Sponsor or its affiliates or designees, upon two days advance notice prior to the applicable deadline, must deposit into the Trust Account $600,000 ($0.10 per share) on or prior to the date of the applicable deadline, for each three month extension (or up to an aggregate of $1,200,000, or $0.20 per share if the Company extends for the full six months). Any such payments would be made in the form of a loan (the “Extension Loans”). Any such Extension Loans will be non-interest bearing and payable upon the consummation of the initial Business Combination. If the Company completes the initial Business Combination, it would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, the Company will not repay such loans. Furthermore, the letter agreement with the initial shareholder contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the Trust Account in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete the initial Business Combination. As of June 30, 2026, the Company had no borrowings under the Extension Loans.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares and Private Placement Units (and in each case holders of their component securities, as applicable) will be entitled to registration rights pursuant to a registration rights agreement signed on April 29, 2026, the effective date of the Company’s registration statement requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short-form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable Lock-up period. Notwithstanding the above, the shares issued to the underwriters in the Initial Public Offering are further subject to the limitations on registration requirements imposed by FINRA Rule 5110(g)(8). The Company will bear the expenses incurred in connection with the filing of any such registration statements.

MOUNTAIN CREST ACQUISITION 6 CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Underwriters’ Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to an additional 900,000 Units to cover over-allotments, if any. On June 15, 2026, the full over-allotment option expired unexercised.

The underwriters were entitled to an underwriting discount of 1.5% of the gross proceeds of the Initial Public Offering, or $900,000 in the aggregate. Of this amount, $250,000 was paid to the underwriters in cash at the closing of the Initial Public Offering, and the Company has the right to pay the remainder in Private Placement Units. As of April 29, 2026, the effective date of the Company’s prospectus, the Company has elected to issue the maximum number of Upfront Compensation Units permitted in satisfaction of the underwriting fee, consisting of 65,000 Private Placement Units. On May 1, 2026, the Company paid the portion of the underwriting fee owed to D. Boral, through issuance of 65,000 Private Placement Units at $10.00 per Private Placement Unit.

Additionally, pursuant to the Underwriting Agreement executed on April 29, 2026, at the closing of an initial Business Combination, D. Boral will receive a number of the ordinary shares equal to 2.5% of the gross proceeds of the Initial Public Offering, divided by $10.00, or $1,500,000 in the aggregate or 150,000 ordinary shares as Deferred Compensation Shares. As of June 30, 2026, no Deferred Compensation Shares have been issued to D. Boral.

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

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares with $0.0001 par value. As of June 30, 2026, there were no preference shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue a total of 50,000,000 ordinary shares (also referred to as “Founder Shares”) with $0.0001 par value. As of June 30, 2026, there were 2,661,429 ordinary shares issued and outstanding (which includes 2,571,429 Founder Shares and 90,000 private placement shares included and not yet separated in Private Placement Units), excluding the 6,000,000 ordinary shares subject to possible redemption. Up to 385,714 of 2,957,143 Founder Shares will be surrendered to the Company for no consideration depending on the extent to which the underwriters’ over-allotment option is exercised. On June 15, 2026, the full over-allotment option expired unexercised. As a result of the expiration of the full over-allotment option, 385,714 founder shares were forfeited.

MOUNTAIN CREST ACQUISITION 6 CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

The shares issuable upon conversion of the rights will be freely tradable (except to the extent held by affiliates of the Company). The Company will not issue fractional shares upon conversion of the rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of British Virgin Islands law. As a result, the shareholder must hold rights in multiples of 4 in order to receive shares for all of the investors’ rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of an initial Business Combination. Accordingly, the rights may expire worthless.

MOUNTAIN CREST ACQUISITION 6 CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Note 8 — Segment Information

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report, in their unaudited condensed financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The measure of segment assets is reported on the unaudited condensed balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, CODM reviews several key metrics, which include the following:

June 30, 2026
Cash	$14,184
Prepaid insurance	$27,667
Prepaid expenses	$36,250
Cash held in Trust Account	$60,337,576

	For the Three Months Ended June 30, 2026	For the Period from January 6, 2026 (Inception) Through June 30, 2026
Formation, general, and administrative costs	$36,232	$79,702
Interest earned on cash and marketable securities held in Trust Account	$337,576	$337,576

The CODM reviews the position of total assets as reflected in the Company’s unaudited condensed balance sheet and specifically monitors cash and other liquid resources held outside of the Trust Account to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. The CODM will review the interest and/or dividend income that will be earned on cash held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

MOUNTAIN CREST ACQUISITION 6 CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Note 9 — Fair Value Measurements

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2026, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	June 30, 2026
Assets:
Cash and marketable securities held in Trust Account	1	$60,337,576

The over-allotment option was accounted for as a liability in accordance with ASC 815-40 and was presented within liabilities on the balance sheet. The over-allotment liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of over-allotment liability in the statement of operations.

The fair value of the over-allotment option liability was $47,300. The Company used a Black-Scholes model to value the over-allotment option. The over-allotment option liability was classified within Level 3 of the fair value hierarchy at the measurement date due to the use of unobservable inputs inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the option. The risk-free interest rate is based on the U.S. Constant Maturity Treasury rates on the grant date for a maturity similar to the expected remaining life of the option. The expected life of the option is assumed to be equivalent to their remaining contractual term. On June 15, 2026, the full over-allotment option expired unexercised. Accordingly, the over-allotment option liability was reduced to zero as of June 30, 2026, and the related change in fair value was recognized in the unaudited condensed statement of operations for the three months ended June 30, 2026.

MOUNTAIN CREST ACQUISITION 6 CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

The following is a summary of key inputs utilized:

Over-allotment option
May 1, 2026
Risk-free interest rate	3.71%
Time to Expiration	0.12
Volatility	1.67%
Exercise price	$10.00

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet through August 14, 2026, the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Mountain Crest Acquisition 6 Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Mountain Crest Holdings 6 LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

We are a blank check company incorporated in the British Virgin Islands on January 6, 2026 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from January 6, 2026 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we expect to generate non-operating income in the form of interest and/or dividend income on cash and marketable securities held in the Trust Account after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2026, we had a net income of $348,644, which consists of interest income on cash and marketable securities held in the Trust Account of $337,576 and change in fair value overallotment liability of $47,300, offset by formation, general, and administrative costs of $36,232.

For the period from January 6, 2026 (inception) through June 30, 2026, we had a net income of $305,174, which consists of interest income on cash and marketable securities held in the Trust Account of $337,576 and change in fair value overallotment liability of $47,300, offset by formation, general, and administrative costs of $79,702.

Liquidity and Capital Resources

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

On April 29, 2026, the effective date of the Company’s prospectus, the Company has elected to issue the maximum number of Upfront Compensation Units permitted in satisfaction of the underwriting fee, consisting of 65,000 Private Placement Units.

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

For the period from January 6, 2026 (inception) through June 30, 2026, cash used in operating activities was $128,336. Net income of $305,174 was affected by interest earned on cash and marketable securities held in the Trust Account of $337,576 and change in fair value overallotment liability of $47,300. Changes in operating assets and liabilities used $51,684 of cash for operating activities.

As of June 30, 2026, we had marketable securities held in the Trust Account of $60,337,576 (including approximately $337,576 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash of $14,184. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Our Sponsor agreed to loan us up to $750,000 under an unsecured promissory note to be used for a portion of the expenses of the Initial Public Offering. These loans are non-interest bearing, unsecured and are due at the earlier of the closing of the initial Business Combination or the date which the Company determines not to conduct the Initial Public Offering. The loan will be repaid from funds held outside the Trust Account. As of June 30, 2026, we had borrowed $423,670 under the promissory note.

In addition, in order to finance transaction costs in connection with an initial Business Combination, our Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete the initial Business Combination, we may repay the Working Capital Loans. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. The terms of Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2026, we had no borrowings under the Working Capital Loans.

Going Concern Consideration

As of June 30, 2026, we had cash of $14,184 and working capital deficit of $412,802. We completed our Initial Public Offering and the sale of the Private Placement Units on May 1, 2026, at which time capital in excess of the funds deposited in Trust Account and/or used to fund offering and other operating expenses was released to us for general capital purposes. Further, we incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Financial Statement Presentation – Going Concern,” our management has since reevaluated the Company’s liquidity and financial condition, and determined that we still lack the liquidity to sustain our operations for a reasonable period of time, which is considered to be one year from the date of the issuance of our unaudited condensed financial statements.

We initially have 12 months to consummate our initial Business Combination (assuming no extensions). If we do not complete a Business Combination, we will wind up, dissolve and liquidate pursuant to the terms of our amended and restated memorandum and articles of association. Notwithstanding management’s belief that we would have sufficient funds to execute our business strategy, there is a possibility that Business Combination might not happen within the 12-month period from the closing of our Initial Public Offering. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, also raises substantial doubt about our ability to continue as a going concern. Based on the foregoing, these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern one year from the date the financial statements are issued.

There is no assurance that our plans to complete the Business Combination will be successful within the Combination Period. Our unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to an additional 900,000 Units to cover over-allotments, if any. As of the closing of the Initial Public Offering, the 900,000 Units remained open. On June 15, 2026, the full over-allotment option expired unexercised.

The underwriters were entitled to an underwriting discount of 1.5% of the gross proceeds of the Initial Public Offering, or $900,000 in the aggregate. Of this amount, $250,000 was paid to the underwriters in cash at the closing of the Initial Public Offering, and the Company has the right to pay the remainder in Private Placement Units. As of April 29, 2026, the effective date of the Company’s prospectus, the Company has elected to issue the maximum number of Upfront Compensation Units permitted in satisfaction of the underwriting fee, consisting of 65,000 Private Placement Units. On May 1, 2026, the Company paid the portion of the underwriting fee owed to D. Boral, through issuance of 65,000 Private Placement Units at $10.00 per Private Placement Unit.

Additionally, pursuant to the Underwriting Agreement executed on April 29, 2026, at the closing of an initial Business Combination, D. Boral will receive a number of the ordinary shares equal to 2.5% of the gross proceeds of the Initial Public Offering, divided by $10.00, or $1,500,000 in the aggregate or 150,000 ordinary shares as Deferred Compensation Shares. As of June 30, 2026, no Deferred Compensation Shares have been issued to D. Boral.

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

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the period reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2026, we did not have any critical accounting estimates to be disclosed.

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our unaudited condensed balance sheets.

Net Income Per Ordinary Share

We apply the two-class method in calculating earnings per share. Net income per ordinary share, basic and diluted for redeemable ordinary shares is calculated by dividing the net income allocated to redeemable ordinary shares by the weighted average number of redeemable ordinary shares outstanding for the periods presented. Net income per ordinary share, basic and diluted non-redeemable ordinary shares is calculated by dividing the net income allocated to non-redeemable ordinary shares by the weighted average number of non-redeemable ordinary shares outstanding for the periods presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

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

Under the supervision and with the participation of our Management, including our Certifying Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officer concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended June 30, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 12, 2026, the Company issued to the Sponsor 2,957,143 shares of ordinary shares with $0.0001 par value (the “Founder Shares”) for an aggregated consideration of $25,000, or approximately $0.0085 per share. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. On June 15, 2026, the full over-allotment option expired unexercised. As a result of the expiration of the full over-allotment option, 385,714 Founder Shares were forfeited.

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

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to an additional 900,000 Units to cover over-allotments, if any. On June 15, 2026, the full over-allotment option expired unexercised.

On April 29, 2026, the effective date of the Company’s prospectus, the Company has elected to issue the maximum number of Upfront Compensation Units permitted in satisfaction of the underwriting fee, consisting of 65,000 Private Placement Units.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated April 29, 2026, by and between the Company and D. Boral Capital LLC (1)
3.1	Amended and Restated Memorandum and Articles of Association (1)
4.1	Rights Agreement, dated April 29, 2026, by and between Continental Stock Transfer & Trust Company and the Company (1)
10.1	Letter Agreement, dated April 29, 2026, among the Company, its officers and directors and the Sponsor (1)
10.2	Investment Management Trust Agreement, dated April 29, 2026, by and between Continental Stock Transfer & Trust Company and the Company (1)
10.3	Registration Rights Agreement, dated April 29, 2026, by and among the Company and certain securityholders of the Company (1)
10.4	Private Placement Unit Purchase Agreement, dated April 29, 2026, by and between the Company and Mountain Crest Holdings 6 LLC (1)
10.5	Indemnity Agreement, dated April 29, 2026, by and between the Company’s sponsor, officers and directors and the Company (1)
10.6	Administrative Service Agreement, dated April 29, 2026, by and between the Company and Mountain Crest Holdings 6 LLC (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*	Filed herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 5, 2026 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNTAIN CREST ACQUISITION 6 CORP.

Date: August 14, 2026	By:	/s/ Suying Liu
	Name:	Suying Liu
	Title:	Chairman, Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial, and Accounting Officer)