Form 10-Q
period 2026-09-30
Mountain Crest Acquisition 6 Corp.
filed 2026-11-13
CIK 2109876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

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

(646) 493-6558

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one ordinary share and one right to receive one-fourth (1/4) of one ordinary share	MCAHU	The Nasdaq Stock Market LLC
Ordinary shares, par value $0.0001 per share	MCAH	The Nasdaq Stock Market LLC
Rights, each right entitling the holder to receive one-fourth (1/4) of one ordinary share	MCAHR	The Nasdaq Stock Market LLC

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

As of November 13, 2026, there were 8,661,429 ordinary shares, $0.0001 par value, issued and outstanding.

MOUNTAIN CREST ACQUISITION 6 CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Financial Statements	1
Condensed Balance Sheet as of September 30, 2026 (Unaudited)	1
Condensed Statements of Operations for the Three Months Ended September 30, 2026 and for the Period from January 6, 2026 (Inception) Through September 30, 2026 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended September 30, 2026 and for the Period from January 6, 2026 (Inception) Through September 30, 2026 (Unaudited)	3
Condensed Statement of Cash Flows for the Period from January 6, 2026 (Inception) Through September 30, 2026 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures About Market Risk	25
Item 4. Controls and Procedures	25

Part II. Other Information	26
Item 1. Legal Proceedings	26
Item 1A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3. Defaults Upon Senior Securities	27
Item 4. Mine Safety Disclosures	27
Item 5. Other Information	27
Item 6. Exhibits	28

Part III. Signatures	29

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

MOUNTAIN CREST ACQUISITION 6 CORP.

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2026

(UNAUDITED)

Assets:
Current assets
Cash	$1,701
Prepaid insurance	19,367
Prepaid expenses	10,875
Total current assets	31,943
Cash and marketable securities held in Trust Account	60,888,904
Total Assets	$60,920,847

Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit:
Current liabilities
Accrued offering costs	$55,000
Accounts payable and accrued expenses	22,000
Promissory note – related party	423,670
Total current liabilities	500,670
Total Liabilities	500,670

Commitments and Contingencies (Note 6)

Ordinary shares subject to possible redemption, $0.0001 par value, 50,000,000 shares authorized, 6,000,000 shares issued and outstanding as of September 30, 2026.	60,888,904

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	-
Ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 2,661,429 shares issued and outstanding(1) (excluding 6,000,000 shares subject to possible redemption)	266
Additional paid-in capital	-
Accumulated deficit	(468,993)
Total Shareholders’ Deficit	(468,727)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$60,920,847

(1)	On June 15, 2026, the full over-allotment option expired unexercised. As a result of the expiration of the full over-allotment option, 385,714 founder shares were forfeited and the ordinary shares have been retroactively restated to reflect such forfeiture. (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION 6 CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,	For the Period from January 6, 2026 (Inception) Through September 30,
	2026	2026
Formation, general, and administrative costs	$55,925	$135,627
Loss from operations	(55,925)	(135,627)

Other income:
Change in fair value of the over-allotment liability	-	47,300
Interest earned on cash and marketable securities held in Trust Account	551,328	888,904
Total other income	551,328	936,204

Income before provision for income taxes	495,403	800,577
Provision for income taxes	-	-
Net income	$495,403	$800,577

Basic and diluted weighted average shares outstanding, redeemable ordinary shares	6,000,000	3,415,730

Basic and diluted net income per share, redeemable ordinary shares	$0.06	$0.13

Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares(1)	2,661,429	2,622,665

Basic and diluted net income per share, non-redeemable ordinary shares	$0.06	$0.13

(1)	Excludes an aggregate of up to 385,714 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the Underwriters. On June 15, 2026, the full over-allotment option expired unexercised. As a result of the expiration of the full over-allotment option, 385,714 founder shares were forfeited (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION 6 CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED AND

FOR THE PERIOD FROM JANUARY 6, 2026 (INCEPTION) THROUGH SEPTEMBER 30, 2026

(UNAUDITED)

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 6, 2026 (Inception)	-	$-	$-	$-	$-

Issuance of Ordinary shares(1)	2,957,143	296	24,704	-	25,000

Net loss	-	-	-	(43,470)	(43,470)

Balance – March 31, 2026	2,957,143	296	24,704	(43,470)	(18,470)

Sale of Private Placement Units	90,000	9	899,991	-	900,000

Initial fair value to public rights	-	-	12,000,000	-	12,000,000

Allocated value of transaction costs to ordinary shares	-	-	(256,841)	-	(256,841)

Forfeiture of Founder Shares	(385,714)	(39)	39	-	-

Accretion of ordinary shares subject to redemption	-	-	(12,667,893)	(718,242)	(13,386,135)

Net income	-	-	-	348,644	348,644

Balance – June 30, 2026	2,661,429	266	-	(413,068)	(412,802)

Accretion of ordinary shares subject to redemption	-	-	-	(551,328)	(551,328)

Net income	-	-	-	495,403	495,403

Balance – September 30, 2026	2,661,429	$266	$-	$(468,993)	$(468,727)

(1)	Includes an aggregate of up to 385,714 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the Underwriters. On June 15, 2026, the full over-allotment option expired unexercised. As a result of the expiration of the full over-allotment option, 385,714 founder shares were forfeited (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION 6 CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 6, 2026 (INCEPTION) THROUGH SEPTEMBER 30, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$800,577
Adjustments to reconcile net income to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of ordinary shares	3,050
Operating costs paid by Sponsor through promissory note – related party	184
Interest earned on cash and marketable securities held in Trust Account	(888,904)
Change in fair value of over-allotment liability	(47,300)
Changes in operating assets and liabilities:
Prepaid expenses	32,875
Prepaid insurance	13,649
Accounts payable and accrued expenses	22,000
Net cash used in operating activities	(63,869)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(60,000,000)
Net cash used in investing activities	(60,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	59,750,000
Proceeds from sale of Private Placement Units	250,000
Proceeds from promissory note – related party	346,720
Payment of offering costs	(281,150)
Net cash provided by financing activities	60,065,570

Net Change in Cash	1,701
Cash – Beginning of period	-
Cash – End of period	$1,701

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$55,000
Underwriting fee settled through issuance of Private Placement Units	$650,000
Deferred offering costs paid directly by Sponsor in exchange for the issuance of ordinary shares	$21,950
Formation costs paid by Sponsor in exchange for the issuance of ordinary shares	$3,050
Prepaid expenses, prepaid insurance, and accrued expenses paid by Sponsor through promissory note – related party	$76,950
Forfeiture of Founder Shares	$39
Accretion of ordinary shares subject to redemption	$13,937,463

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION 6 CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Note 1 — Organization and Business Operations

Mountain Crest Acquisition 6 Corp. (the “Company”) is a blank check company incorporated as a British Virgin Islands business company on January 6, 2026. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any potential Business Combination target and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any potential Business Combination target.

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from January 6, 2026 (inception) through September 30, 2026 relates to the Company’s formation, the Initial Public Offering (as defined below) and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and/or dividend income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Mountain Crest Holdings 6 LLC (the “Sponsor”).

The registration statement for the Company’s initial public offering (the “Initial Public Offering”) was declared effective on April 29, 2026. On May 1, 2026, the Company consummated the Initial Public Offering of 6,000,000 units at $10.00 per unit (the “Units”), generating gross proceeds of $60,000,000. Each Unit consists of one ordinary share and one right (the “Public Right”). Each Public Right entitles the holder to receive one-fourth (1/4) of one ordinary share upon consummation of the initial Business Combination.

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

On April 29, 2026, the effective date of the Company’s registration statement, the Company elected to issue the maximum number of Upfront Compensation Units permitted in satisfaction of the underwriting fee, consisting of 65,000 Private Placement Units.

Transaction costs amounted to $1,258,100, consisting of $900,000 of underwriting fees (of which $250,000 was paid in cash and $650,000 was settled through the issuance of 65,000 Private Placement Units at $10.00 per Private Placement Unit) and $358,100 of other offering costs.

MOUNTAIN CREST ACQUISITION 6 CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

The Company will provide the public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination (regardless of whether a shareholder votes for or against, or abstains from voting on, the proposed transaction) or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek shareholder approval under applicable law or stock exchange listing requirements. The Company will provide the public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, subject to the limitations described herein. As of September 30, 2026, the redemption value in the Trust Account was approximately $10.15 per public share (subject to increase of up to an additional $0.20 per public share in the event that the Sponsor elects to extend the period of time to consummate a Business Combination, as described in more detail in the Company’s prospectus for the Initial Public Offering).

MOUNTAIN CREST ACQUISITION 6 CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

The Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per public share or (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, in each case less taxes payable and up to $100,000 of interest that may be released to the Company to pay liquidation and dissolution expenses, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company has not independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believes that the Sponsor’s only assets are securities of the Company. The Company has not asked the Sponsor to reserve for such obligations.

MOUNTAIN CREST ACQUISITION 6 CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Going Concern Consideration

As of September 30, 2026, the Company had cash of $1,701 and a working capital deficit of $468,727. The Company completed its Initial Public Offering and the sale of the Private Placement Units on May 1, 2026, at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering and other operating expenses was released to the Company for general working capital purposes. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Financial Statement Presentation – Going Concern,” the Company’s management has reevaluated the Company’s liquidity and financial condition, and determined that the Company lacks the liquidity to sustain its operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the unaudited condensed financial statements.

The Company initially has 12 months to consummate the initial Business Combination (assuming no extensions). If the Company does not complete a Business Combination, the Company will wind up, dissolve and liquidate pursuant to the terms of its amended and restated memorandum and articles of association. There is a possibility that a Business Combination might not happen within the 12-month period from the closing of the Initial Public Offering. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, also raise substantial doubt about the Company’s ability to continue as a going concern. Based on the foregoing, these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the financial statements are issued.

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

As a result of these circumstances and the ongoing Russia/Belarus/Ukraine and Hamas/Iran/Lebanon/Israel conflicts and/or other future global conflicts, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing, which may be impacted by these events, including as a result of increased market volatility, decreased market liquidity or third-party financing being unavailable on terms acceptable to the Company or at all. The impact of these conflicts and any related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations or ability to consummate a Business Combination are not yet determinable. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MOUNTAIN CREST ACQUISITION 6 CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on May 5, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on May 7, 2026. The interim results for the three months ended September 30, 2026 and for the period from January 6, 2026 (inception) through September 30, 2026, are not necessarily indicative of the results to be expected for the period ending December 31, 2026 or for any future periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements. Actual results could differ from those estimates.

MOUNTAIN CREST ACQUISITION 6 CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $1,701 and no cash equivalents as of September 30, 2026.

Cash and Marketable Securities Held in Trust Account

As of September 30, 2026, the assets held in the Trust Account, amounting to $60,888,904, were held in cash and marketable securities.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the unaudited condensed balance sheet, primarily due to their short-term nature, except for the over-allotment option liability, which was measured at fair value based on unobservable inputs.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026, there were no unrecognized tax benefits and no amounts accrued for interest and penalties.

MOUNTAIN CREST ACQUISITION 6 CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be a British Virgin Islands business company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

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

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended September 30, 2026		For the Period from January 6, 2026 (Inception) Through September 30, 2026
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$343,179	$152,224	$452,861	$347,716

Denominator:
Basic and diluted weighted average shares outstanding	6,000,000	2,661,429	3,415,730	2,622,665

Basic and diluted net income per ordinary share	$0.06	$0.06	$0.13	$0.13

MOUNTAIN CREST ACQUISITION 6 CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the unaudited condensed balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option was deemed to be a freestanding financial instrument indexed to the contingently redeemable shares and was accounted for as a liability pursuant to FASB ASC Topic 480 as the underwriters did not exercise their over-allotment option at the time of the Initial Public Offering. On June 15, 2026, the full over-allotment option expired unexercised. As a result of the expiration of the full over-allotment option, 385,714 Founder Shares were forfeited (see Note 5). As of September 30, 2026, there is no over-allotment option liability recognized in the Company’s unaudited condensed balance sheet.

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

Ordinary Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares included in the Units sold in the Initial Public Offering in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies public shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026, ordinary shares subject to possible redemption are presented at redemption value of approximately $10.15 per share as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheet. As of September 30, 2026, the ordinary shares subject to possible redemption reflected in the unaudited condensed balance sheet are reconciled in the following table:

Gross proceeds	$60,000,000
Less:
Proceeds allocated to Public Rights	(12,000,000)
Proceeds allocated to over-allotment option liability	(47,300)
Public shares issuance costs	(1,001,259)
Plus:
Accretion of ordinary shares subject to redemption	13,937,463
Ordinary shares subject to possible redemption, September 30, 2026	$60,888,904

MOUNTAIN CREST ACQUISITION 6 CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and will therefore apply to the Company’s annual financial statements for the fiscal year ending December 31, 2026. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on the Company’s financial statements and disclosures.

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

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor and D. Boral purchased an aggregate of 90,000 Private Placement Units, at a purchase price of $10.00 per Private Placement Unit, in a private placement. Each Private Placement Unit consists of one ordinary share and one Private Placement Right. Of those 90,000 Private Placement Units, the Sponsor purchased 25,000 Private Placement Units with gross proceeds of $250,000 and the Company paid the portion of the underwriting fee owed to D. Boral through the issuance of 65,000 Upfront Compensation Units at $10.00 per unit. Each Private Placement Unit is identical to the Units sold in the Initial Public Offering, except that (i) the Company may not redeem the ordinary shares underlying the Private Placement Units, (ii) the Private Placement Units (including the ordinary shares issuable upon conversion of the Private Placement Rights) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders thereof until the completion of an initial Business Combination, and (iii) the Private Placement Units are entitled to registration rights.

On April 29, 2026, the effective date of the Company’s registration statement, the Company elected to issue the maximum number of Upfront Compensation Units permitted in satisfaction of the underwriting fee, consisting of 65,000 Private Placement Units.

Note 5 — Related Party Transactions

Founder Shares

On January 12, 2026, the Company issued to the Sponsor 2,957,143 ordinary shares with $0.0001 par value (the “Founder Shares”) for an aggregate consideration of $25,000, or approximately $0.0085 per share. The aggregate consideration of $25,000 was satisfied through the Sponsor’s payment of certain formation and offering costs on behalf of the Company. On June 15, 2026, the full over-allotment option expired unexercised. As a result of the expiration of the full over-allotment option, 385,714 Founder Shares were forfeited.

MOUNTAIN CREST ACQUISITION 6 CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

The Founder Shares are identical to the ordinary shares included in the Units sold in the Initial Public Offering, and holders of Founder Shares have the same shareholder rights as public shareholders, except that (i) holders of the Founder Shares have the right to vote on the election of directors prior to an initial Business Combination, (ii) the Founder Shares are subject to certain transfer restrictions, as described in more detail above, and (iii) the Company’s Sponsor, officers and directors have entered into a letter agreement with the Company on April 29, 2026, pursuant to which they have agreed (A) to waive their redemption rights with respect to their Founder Shares, private placement shares and public shares in connection with the completion of an initial Business Combination and (B) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete an initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete an initial Business Combination within the Combination Period. If the Company submits its initial Business Combination to its public shareholders for a vote, D. Boral (and its designees), the Sponsor, officers and directors have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with the Company on April 29, 2026, to vote any Founder Shares and private placement shares held by them and any public shares purchased during or after the Initial Public Offering in favor of an initial Business Combination.

Administrative Support Agreement

The Company agreed, commencing on April 29, 2026, to pay the Sponsor a total of up to $10,000 per quarter for general and administrative services, including office space and administrative services. The arrangement will terminate upon the earlier of the Company’s consummation of a Business Combination or its liquidation. For the three months ended September 30, 2026 and for the period from January 6, 2026 (inception) through September 30, 2026, the Company incurred $10,000 and $17,000, respectively, in fees for these services.

Promissory note – related party

The Company’s Sponsor agreed to loan the Company up to $750,000 under an unsecured promissory note to be used for a portion of the expenses of the Initial Public Offering. These loans are non-interest bearing, unsecured and are due at the earlier of the closing of the initial Business Combination or the date on which the Company determines not to conduct the Initial Public Offering. The loan will be repaid from funds held outside the Trust Account. As of September 30, 2026, the Company had borrowed $423,670 under the promissory note.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. The terms of Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2026, the Company had no borrowings under the Working Capital Loans.

MOUNTAIN CREST ACQUISITION 6 CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Extension Loan

The Company will have until 12 months from the closing of the Initial Public Offering to consummate an initial Business Combination. However, if the Company anticipates that it may not be able to consummate the initial Business Combination within 12 months, it may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 18 months to complete a Business Combination). The extensions do not require shareholder approval. Pursuant to the terms of the amended and restated memorandum and articles of association and the Investment Management Trust Agreement entered into between the Company and Continental Stock Transfer & Trust Company on April 29, 2026 (the “Trust Agreement”), in order to extend the time available for the Company to consummate the initial Business Combination, the Sponsor or its affiliates or designees, upon two days’ advance notice prior to the applicable deadline, must deposit into the Trust Account $600,000 ($0.10 per public share) on or prior to the date of the applicable deadline, for each three-month extension (or up to an aggregate of $1,200,000, or $0.20 per public share, if the Company extends for the full six months). Any such payments would be made in the form of a loan (the “Extension Loans”). Any such Extension Loans will be non-interest bearing and payable upon the consummation of the initial Business Combination. If the Company completes the initial Business Combination, it would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, the Company will not repay such loans. Furthermore, the letter agreement with the Sponsor contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the Trust Account in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete the initial Business Combination. As of September 30, 2026, the Company had no borrowings under the Extension Loans.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares and Private Placement Units (and in each case holders of their component securities, as applicable) will be entitled to registration rights pursuant to a registration rights agreement signed on April 29, 2026, the effective date of the Company’s registration statement, requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short-form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. Notwithstanding the above, the securities issued to the underwriters in connection with the Initial Public Offering are further subject to the limitations on registration rights imposed by FINRA Rule 5110(g)(8). The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Right of First Refusal

Subject to certain conditions, the Company granted D. Boral, for a period beginning on the closing of the Business Combination and ending 24 months after the date of the consummation of a Business Combination, a right of first refusal to act as sole underwriter, sole book-running manager and sole placement agent for any and all future private or public equity, equity-linked, convertible and debt offerings during such 24 months from the closing of a Business Combination of the Company, or any successor to or any subsidiary of the Company. For the sake of clarity, this right of first refusal shall encompass the time period leading up to the closing of the Business Combination while the Company is still a special purpose acquisition company. Notwithstanding the foregoing, in the event that a target company, in connection with a Business Combination, sources a private investment in public equity (a “PIPE”), the aforementioned right of first refusal shall not apply in such limited instance. In accordance with FINRA Rule 5110(g)(6)(A), such right of first refusal shall not have a duration of more than three years from the commencement of sales in the Initial Public Offering.

MOUNTAIN CREST ACQUISITION 6 CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to an additional 900,000 Units to cover over-allotments, if any. On June 15, 2026, the full over-allotment option expired unexercised.

The underwriters were entitled to an underwriting discount of 1.5% of the gross proceeds of the Initial Public Offering, or $900,000 in the aggregate. Of this amount, $250,000 was paid to the underwriters in cash at the closing of the Initial Public Offering, and the Company had the right to pay the remainder in Private Placement Units. On April 29, 2026, the effective date of the Company’s registration statement, the Company elected to issue the maximum number of Upfront Compensation Units permitted in satisfaction of the underwriting fee, consisting of 65,000 Private Placement Units. On May 1, 2026, the Company paid the portion of the underwriting fee owed to D. Boral through the issuance of 65,000 Private Placement Units at $10.00 per Private Placement Unit.

Additionally, pursuant to the underwriting agreement, dated April 29, 2026, between the Company and D. Boral (the “Underwriting Agreement”), at the closing of an initial Business Combination, D. Boral will receive a number of ordinary shares equal to 2.5% of the gross proceeds of the Initial Public Offering, divided by $10.00, or 150,000 ordinary shares (representing $1,500,000 in the aggregate), as Deferred Compensation Shares. As of September 30, 2026, no Deferred Compensation Shares have been issued to D. Boral.

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

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares with $0.0001 par value. As of September 30, 2026, there were no preference shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue a total of 50,000,000 ordinary shares with $0.0001 par value. As of September 30, 2026, there were 2,661,429 ordinary shares issued and outstanding (which includes 2,571,429 Founder Shares and 90,000 private placement shares included in, and not yet separated from, the Private Placement Units), excluding the 6,000,000 ordinary shares subject to possible redemption. Up to 385,714 of the 2,957,143 Founder Shares were subject to surrender to the Company for no consideration depending on the extent to which the underwriters’ over-allotment option was exercised. On June 15, 2026, the full over-allotment option expired unexercised. As a result of the expiration of the full over-allotment option, 385,714 Founder Shares were forfeited.

MOUNTAIN CREST ACQUISITION 6 CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Prior to the initial Business Combination, only holders of the Founder Shares will have the right to vote on the election of directors. Holders of the public shares will not be entitled to vote on the election of directors during such time. These provisions of the Company’s amended and restated memorandum and articles of association may only be amended by a resolution passed by holders of at least a majority of the ordinary shares who are eligible to vote and attend and vote in a general meeting of the shareholders. With respect to any other matter submitted to a vote of the shareholders, including any vote in connection with the initial Business Combination, except as required by law, holders of the Founder Shares, holders of the private placement shares and holders of the public shares will vote together as a single class, with each share entitling the holder to one vote.

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

As soon as practicable upon the consummation of the initial Business Combination, the Company will direct registered holders of the rights to return their rights to the rights agent. Upon receipt of the rights, the rights agent will issue to the registered holder of such rights the number of full ordinary shares to which it is entitled. The Company will notify registered holders of the rights to deliver their rights to the rights agent promptly upon consummation of such Business Combination, and the Company has been informed by the rights agent that the process of exchanging rights for ordinary shares should take no more than a matter of days. The foregoing exchange of rights is solely ministerial in nature and is not intended to provide the Company with any means of avoiding the Company’s obligation to issue the shares underlying the rights upon consummation of the initial Business Combination. Other than confirming that the rights delivered by a registered holder are valid, the Company will have no ability to avoid delivery of the shares underlying the rights. Nevertheless, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of an initial Business Combination.

The shares issuable upon conversion of the rights will be freely tradable (except to the extent held by affiliates of the Company). The Company will not issue fractional shares upon conversion of the rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of British Virgin Islands law. As a result, a holder must hold rights in multiples of four in order to receive shares for all of its rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of an initial Business Combination. Accordingly, the rights may expire worthless.

MOUNTAIN CREST ACQUISITION 6 CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

The measure of segment assets is reported on the unaudited condensed balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

September 30, 2026
Cash	$1,701
Prepaid insurance	$19,367
Prepaid expenses	$10,875
Cash and marketable securities held in Trust Account	$60,888,904

	For the Three Months Ended September 30, 2026	For the Period from January 6, 2026 (Inception) Through September 30, 2026
Formation, general, and administrative costs	$55,925	$135,627
Interest earned on cash and marketable securities held in Trust Account	$551,328	$888,904

The CODM reviews the position of total assets as reflected in the Company’s unaudited condensed balance sheet and specifically monitors cash and other liquid resources held outside of the Trust Account to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available to the Company. The CODM reviews the interest and/or dividend income earned on funds held in the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

MOUNTAIN CREST ACQUISITION 6 CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2026, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	September 30, 2026
Assets:
Cash and marketable securities held in Trust Account	1	$60,888,904

The over-allotment option was accounted for as a liability in accordance with ASC 815-40 and was presented within liabilities on the balance sheet. The over-allotment liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of over-allotment liability in the statement of operations.

The fair value of the over-allotment option liability at the measurement date was $47,300. The Company used a Black-Scholes model to value the over-allotment option. The over-allotment option liability was classified within Level 3 of the fair value hierarchy at the measurement date due to the use of unobservable inputs. The inputs inherent in the pricing model are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the option. The risk-free interest rate is based on the U.S. Constant Maturity Treasury rates on the grant date for a maturity similar to the expected remaining life of the option. The expected life of the option is assumed to be equivalent to its remaining contractual term. On June 15, 2026, the full over-allotment option expired unexercised. Accordingly, the over-allotment option liability was reduced to zero as of September 30, 2026, and the related change in fair value was recognized in the unaudited condensed statement of operations for the period from January 6, 2026 (inception) through September 30, 2026.

MOUNTAIN CREST ACQUISITION 6 CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

The following is a summary of key inputs utilized:

Over-allotment option
May 1, 2026
Risk-free interest rate	3.71%
Time to Expiration	0.12
Volatility	1.67%
Exercise price	$10.00

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to November 13, 2026, the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to “we,” “us,” “our” or the “Company” refer to Mountain Crest Acquisition 6 Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Mountain Crest Holdings 6 LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes forward-looking statements that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact, included in this Quarterly Report, including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our ability to identify a target business and complete an initial Business Combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek,” “may,” “will,” “could,” “should,” “would,” “plan,” “potential,” “project” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including, among others: our ability to select an appropriate target business and to complete an initial Business Combination within the Combination Period; the amount of redemptions by our public shareholders; our ability to obtain additional financing, including Working Capital Loans and Extension Loans; our ability to continue as a going concern; potential conflicts of interest of our Sponsor, officers and directors; the risk that we may be deemed an investment company under the Investment Company Act; and our ability to maintain the listing of our securities on The Nasdaq Stock Market LLC. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the “Risk Factors” section of the Company’s final prospectus for its Initial Public Offering filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov.

Because the Company is a special purpose acquisition company, the safe harbor for forward-looking statements provided by Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as added by the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), is not available to the Company. Under rules adopted by the SEC in January 2024, which became effective on July 1, 2024, the definition of “blank check company” for purposes of the PSLRA safe harbor was amended to include special purpose acquisition companies regardless of whether they issue penny stock. Accordingly, the forward-looking statements contained in this Quarterly Report, and any forward-looking statements (including projections) the Company may make in connection with a future Business Combination, will not be entitled to the protections of the PSLRA safe harbor. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from January 6, 2026 (inception) through September 30, 2026 were organizational activities, those necessary to prepare for and consummate the Initial Public Offering and, following the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest and/or dividend income on funds held in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2026, we had net income of $495,403, which consisted of interest income on cash and marketable securities held in the Trust Account of $551,328, offset by formation, general and administrative costs of $55,925.

For the period from January 6, 2026 (inception) through September 30, 2026, we had net income of $800,577, which consisted of interest income on cash and marketable securities held in the Trust Account of $888,904 and a change in fair value of the over-allotment liability of $47,300, offset by formation, general and administrative costs of $135,627.

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

On April 29, 2026, the effective date of the Company’s registration statement, the Company elected to issue the maximum number of Upfront Compensation Units permitted in satisfaction of the underwriting fee, consisting of 65,000 Private Placement Units.

Following the Initial Public Offering and the sale of the Private Placement Units, a total of $60,000,000 was placed in the Trust Account. We incurred total transaction costs of $1,258,100, consisting of $900,000 of underwriting fees (of which $250,000 was paid in cash and $650,000 was settled through the issuance of 65,000 Private Placement Units at $10.00 per Private Placement Unit) and $358,100 of other offering costs.

For the period from January 6, 2026 (inception) through September 30, 2026, cash used in operating activities was $63,869. Net income of $800,577 was affected by interest earned on cash and marketable securities held in the Trust Account of $888,904, formation costs paid by the Sponsor in exchange for issuance of ordinary shares of $3,050, operating costs paid by Sponsor through promissory note – related party of $184 and a change in fair value of the over-allotment liability of $47,300. Changes in operating assets and liabilities provided $68,524 of cash for operating activities.

As of September 30, 2026, we had cash and marketable securities held in the Trust Account of $60,888,904 (including $888,904 of interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2026, we had cash of $1,701. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Our Sponsor agreed to loan us up to $750,000 under an unsecured promissory note to be used for a portion of the expenses of the Initial Public Offering. These loans are non-interest bearing, unsecured and are due at the earlier of the closing of the initial Business Combination or the date on which the Company determines not to conduct the Initial Public Offering. The loan will be repaid from funds held outside the Trust Account. As of September 30, 2026, we had borrowed $423,670 under the promissory note.

In addition, in order to finance transaction costs in connection with an initial Business Combination, our Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete the initial Business Combination, we may repay the Working Capital Loans. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. The terms of Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2026, we had no borrowings under the Working Capital Loans.

Going Concern Consideration

As of September 30, 2026, we had cash of $1,701 and a working capital deficit of $468,727. We completed our Initial Public Offering and the sale of the Private Placement Units on May 1, 2026, at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering and other operating expenses was released to us for general working capital purposes. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Financial Statement Presentation – Going Concern,” our management has reevaluated the Company’s liquidity and financial condition, and determined that we lack the liquidity to sustain our operations for a reasonable period of time, which is considered to be one year from the date of the issuance of our unaudited condensed financial statements.

We initially have 12 months to consummate our initial Business Combination (assuming no extensions). If we do not complete a Business Combination, we will wind up, dissolve and liquidate pursuant to the terms of our amended and restated memorandum and articles of association. There is a possibility that a Business Combination might not happen within the 12-month period from the closing of our Initial Public Offering. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, also raise substantial doubt about our ability to continue as a going concern. Based on the foregoing, these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the financial statements are issued.

There is no assurance that our plans to complete the Business Combination will be successful within the Combination Period. Our unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement with the Sponsor, commencing on April 29, 2026, the effective date of the registration statement for the Company’s Initial Public Offering, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space and administrative services, as the Company may require from time to time. The Company agreed to pay the Sponsor up to $10,000 per quarter for these services during the 12-month period (or up to 18 months, if extended) to complete a Business Combination.

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to an additional 900,000 Units to cover over-allotments, if any. As of the closing of the Initial Public Offering, the over-allotment option remained unexercised. On June 15, 2026, the full over-allotment option expired unexercised.

The underwriters were entitled to an underwriting discount of 1.5% of the gross proceeds of the Initial Public Offering, or $900,000 in the aggregate. Of this amount, $250,000 was paid to the underwriters in cash at the closing of the Initial Public Offering, and the Company had the right to pay the remainder in Private Placement Units. On April 29, 2026, the effective date of the Company’s registration statement, the Company elected to issue the maximum number of Upfront Compensation Units permitted in satisfaction of the underwriting fee, consisting of 65,000 Private Placement Units. On May 1, 2026, the Company paid the portion of the underwriting fee owed to D. Boral through the issuance of 65,000 Private Placement Units at $10.00 per Private Placement Unit.

Additionally, pursuant to the Underwriting Agreement, at the closing of an initial Business Combination, D. Boral will receive a number of ordinary shares equal to 2.5% of the gross proceeds of the Initial Public Offering, divided by $10.00, or 150,000 ordinary shares (representing $1,500,000 in the aggregate), as Deferred Compensation Shares. As of September 30, 2026, no Deferred Compensation Shares have been issued to D. Boral.

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

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the period reported. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2026, we did not have any critical accounting estimates to be disclosed.

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our unaudited condensed balance sheet.

Net Income Per Ordinary Share

We apply the two-class method in calculating earnings per share. Net income per ordinary share, basic and diluted, for redeemable ordinary shares is calculated by dividing the net income allocated to redeemable ordinary shares by the weighted average number of redeemable ordinary shares outstanding for the periods presented. Net income per ordinary share, basic and diluted, for non-redeemable ordinary shares is calculated by dividing the net income allocated to non-redeemable ordinary shares by the weighted average number of non-redeemable ordinary shares outstanding for the periods presented.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to Management, including our Chief Executive Officer/Chief Financial Officer (the “Certifying Officer”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Management, including our Certifying Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officer concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2026 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our final prospectus for our Initial Public Offering filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 12, 2026, the Company issued to the Sponsor 2,957,143 Founder Shares for an aggregate consideration of $25,000, or approximately $0.0085 per share. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. On June 15, 2026, the full over-allotment option expired unexercised. As a result of the expiration of the full over-allotment option, 385,714 Founder Shares were forfeited.

On May 1, 2026, we consummated the Initial Public Offering of 6,000,000 Units at $10.00 per Unit, generating gross proceeds of $60,000,000. Each Unit consists of one ordinary share with $0.0001 par value and one Public Right. Each Public Right entitles the holder thereof to receive one-fourth (1/4) of one ordinary share upon the consummation of the Company’s initial Business Combination. The Company will not issue fractional shares upon conversion of the Public Rights. The securities sold in the Initial Public Offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-294891). The SEC declared the registration statement effective on April 29, 2026. D. Boral acted as the lead underwriter and representative of the underwriters in the Initial Public Offering.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 90,000 Private Placement Units at a price of $10.00 per Private Placement Unit, in a private placement to the Sponsor and D. Boral. Each Private Placement Unit consists of one ordinary share and one Private Placement Right. Of those 90,000 Private Placement Units, the Sponsor purchased 25,000 Private Placement Units with gross proceeds of $250,000 and the Company paid the portion of the underwriting fee owed to D. Boral through the issuance of 65,000 Upfront Compensation Units. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Each Private Placement Unit is identical to the Units sold in the Initial Public Offering, except as described in the Company’s prospectus.

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to an additional 900,000 Units to cover over-allotments, if any. On June 15, 2026, the full over-allotment option expired unexercised.

On April 29, 2026, the effective date of the Company’s registration statement, the Company elected to issue the maximum number of Upfront Compensation Units permitted in satisfaction of the underwriting fee, consisting of 65,000 Private Placement Units.

Following the Initial Public Offering and the sale of the Private Placement Units, a total of $60,000,000 was placed in the Trust Account. We incurred total transaction costs of $1,258,100, consisting of $900,000 of underwriting fees (of which $250,000 was paid in cash and $650,000 was settled through the issuance of 65,000 Private Placement Units at $10.00 per Private Placement Unit) and $358,100 of other offering costs.

The Private Placement Units are identical to the Units sold in the Initial Public Offering, except as described in the Company’s prospectus.

There has been no material change in the planned use of the proceeds from the Initial Public Offering as described in the Company’s final prospectus. For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

During the quarter ended September 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated April 29, 2026, by and between the Company and D. Boral Capital LLC (1)
3.1	Amended and Restated Memorandum and Articles of Association (1)
4.1	Rights Agreement, dated April 29, 2026, by and between Continental Stock Transfer & Trust Company and the Company (1)
10.1	Letter Agreement, dated April 29, 2026, among the Company, its officers and directors and the Sponsor (1)
10.2	Investment Management Trust Agreement, dated April 29, 2026, by and between Continental Stock Transfer & Trust Company and the Company (1)
10.3	Registration Rights Agreement, dated April 29, 2026, by and among the Company and certain securityholders of the Company (1)
10.4	Private Placement Unit Purchase Agreement, dated April 29, 2026, by and between the Company and Mountain Crest Holdings 6 LLC (1)
10.5	Indemnity Agreement, dated April 29, 2026, by and between the Company’s sponsor, officers and directors and the Company (1)
10.6	Administrative Service Agreement, dated April 29, 2026, by and between the Company and Mountain Crest Holdings 6 LLC (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 5, 2026 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNTAIN CREST ACQUISITION 6 CORP.

Date: November 13, 2026	By:	/s/ Suying Liu
	Name:	Suying Liu
	Title:	Chairman, Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial, and Accounting Officer)